Form 10-Q
period 1996-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1991-A LTD
filed 1996-11-14
CIK 874957

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______________ to _______________

                       Commission File number 33-15998-12


                          SWIFT ENERGY MANAGED PENSION

                         ASSETS PARTNERSHIP 1991-A LTD.
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

Yes  X      No
   ----       ----

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1991-A, LTD.

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                                 PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           8

PART II.    OTHER INFORMATION                                                                                      10


SIGNATURES                                                                                                         11

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1991-A, LTD.
                                 BALANCE SHEETS

                                                                                        September 30,        December 31,
                                                                                            1996                 1995
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,184       $        1,149
              Nonoperating interests income receivable                                          6,618               18,318
                                                                                       ---------------     ----------------
                   Total Current Assets                                                         7,802               19,467
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,667,636            1,650,976
         Less-Accumulated amortization                                                     (1,266,050)          (1,050,589)
                                                                                       ---------------     ----------------
                                                                                              401,586              600,387
                                                                                       ---------------     ----------------
                                                                                       $      409,388       $      619,854
                                                                                       ===============     ================

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       28,699       $       35,350
              Payable related to property capital costs                                       358,473              345,062
                                                                                       ---------------     ----------------
                   Total Current Liabilities                                                  387,172              380,412
                                                                                       ---------------     ----------------

         Partners' Capital                                                                     22,216              239,442
                                                                                       ---------------     ----------------
                                                                                       $      409,388       $      619,854
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1991-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                              ---------------------------------  ---------------------------------
                                                    1996             1995             1996             1995
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $         2,606   $         2,717  $        13,718   $        15,345
   Interest income                                         14                16               35                36
                                              ---------------   ---------------  ---------------   ---------------
                                                        2,620             2,733           13,753            15,381
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        18,186            10,224          215,461            81,255
   General and administrative                           2,606             1,125           13,720             5,102
                                              ---------------   ---------------  ---------------   ---------------
                                                       20,792            11,349          229,181            86,357
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $       (18,172)  $        (8,616) $      (215,428)  $       (70,976)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $         (1.25)  $          (.59) $        (14.87)  $         (4.90)
                                              ===============   ===============  ===============   ===============


                 See accompanying note to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1991-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                    1996                      1995
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      (215,428)         $       (70,976)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     215,461                   81,255
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income
          receivable                                                                    11,700                    9,763
        Increase (decrease) in accounts payable
          and accrued liabilities                                                       (6,651)                  (1,948)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                       5,082                   18,094
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil
      and gas properties                                                               (16,820)                 (33,370)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                            160                       --
    Payable related to property capital costs                                           13,411                   45,257
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                      (3,249)                  11,887
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (1,798)                 (29,945)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        35                       36
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,149                    1,087
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,184          $         1,123
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $       22,326          $        17,142
                                                                               ===============          ===============


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

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1991-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  The Partnership computes the provision for amortization of oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves at the beginning of the period.

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

                  The Partnership extends credit to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Income from nonoperating interests decreased 4 percent in the current quarter of 1996 when compared to the third quarter in 1995. However, oil and gas sales increased $7,082 or 55 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increased in gas prices of 60 percent or $.84/MCF and in oil prices of 36 percent or $5.36/BBL had a significant impact on partnership performance. Also, current quarter oil production increased 65 percent when compared to third quarter 1995 production volumes, further contributing to increased revenues.

      Associated amortization expense increased 42 percent or $3,648.

     The Partnership recorded an additional provision in amortization in the third quarter of 1996 and 1995 for $5,787 and $1,473, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission. Using prices in effect at September 30, 1996, the Partnership would have recorded an additional provision at September 30, 1996 in the amount of $95,682.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1991-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Income from nonoperating interests decreased 11 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales declined $3,597 or 5 percent in the first nine months of 1996 when compared to the corresponding period in 1995, primarily due to decreased gas production. A decline of 55 percent in gas production had a significant impact on partnership performance. Current period gas and oil prices increased 81 percent or $1.14/MCF and 20 percent or $3.16/BBL, respectively, partially offsetting the revenue declines.

      Associated amortization expense decreased 16 percent or $8,094.

      The Partnership recorded an additional provision in amortization in the first nine months of 1996 and 1995 for $173,144 and $30,844, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1991-A, LTD.
                                               (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:  November 6, 1996             By:        /s/ John R. Alden
       ----------------                        --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:  November 6, 1996             By:        /s/ Alton D. Heckaman, Jr.
       ----------------                        --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer