Form 10-Q
period 1997-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1991-A LTD
filed 1997-05-14
CIK 874957

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                   3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 8

PART II.    OTHER INFORMATION                                            9


SIGNATURES                                                              10

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1991-A, LTD.
                                 BALANCE SHEETS





                                                                                          March 31,           December 31,
                                                                                            1997                  1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,214       $        1,208
              Nonoperating interests income receivable                                         26,012               11,948
                                                                                       --------------       --------------
                   Total Current Assets                                                        27,226               13,156
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,596,861            1,596,442
         Less-Accumulated amortization                                                     (1,321,439)          (1,282,143)
                                                                                       --------------       --------------
                                                                                              275,422              314,299
                                                                                       --------------       --------------
                                                                                       $      302,648       $      327,455
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                                 298,193              308,068
                                                                                       --------------       --------------

         Partners' Capital                                                                      4,455               19,387
                                                                                       --------------       --------------
                                                                                       $      302,648       $      327,455
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1991-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                       1997              1996
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        26,983   $         5,402
             Interest income                                                                   5                 5
                                                                                 ---------------   ---------------
                                                                                          26,988             5,407
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 39,296            11,963
             General and administrative                                                    2,625             5,402
                                                                                 ---------------   ---------------
                                                                                          41,921            17,365
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $       (14,933)  $       (11,958)
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $         (1.03)
                                              ===============
         March 31, 1996                       $          (.83)
                                              ===============


                 See accompanying note to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1991-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                ---------------------------------------
                                                                                       1997                   1996
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $        (14,933)       $       (11,958)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        39,296                 11,963
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  (14,064)                (4,637)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                             --                 (6,008)
                                                                                ----------------        ---------------
                 Net cash provided by (used in) operating activities                      10,299                (10,640)
                                                                                ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests
           in oil and gas properties                                                        (419)               (11,083)
        Proceeds from sale of nonoperating interests
           in oil and gas properties                                                          --                    160
        Increase (decrease) in payable related to excess costs                            (9,874)                23,368
                                                                                ----------------        ---------------
                 Net cash provided by (used in) investing activities                     (10,293)                12,445
                                                                                ----------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                          --                 (1,799)
                                                                                ----------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           6                      6
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,208                  1,149
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          1,214        $         1,155
                                                                                ================        ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $             --        $         8,276
                                                                                ================        ===============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1991-A, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  Organization and Terms of Partnership Agreement -

                  Swift Energy Managed Pension Assets Partnership 1991-A, Ltd., a Texas limited partnership ("the Partnership"), was formed on March 31, 1991, for the purpose of purchasing net profits interests, overriding royalty interests and royalty interests (collectively, "nonoperating interests") in producing oil and gas properties within the continental United States. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The general partners are required to contribute up to 1/99th of limited partner net contributions. The 173 limited partners made total capital contributions of $1,448,986.

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

(3)  Significant Accounting Policies -

       Use of Estimates --

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

                  The Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1991-A, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs.

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

RESULTS OF OPERATIONS

      Income from nonoperating interests increased 399 percent in the first quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales increased $11,638 or 41 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to increased gas production. An increase in gas production of 79 percent had a significant impact on partnership performance. Current quarter oil production declined 42 percent when compared to first quarter 1996 oil volumes, partially offsetting the effect of increased gas production.

      Associated amortization expense increased 52 percent or $6,172.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first quarter of 1997 for $21,161 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission. Using prices in effect at March 31, 1997, the Partnership would have recorded an additional provision at March 31, 1997 in the amount of $72,738.

      During 1997, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1991-A, LTD.
                           PART II - OTHER INFORMATION




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


                                               SWIFT ENERGY MANAGED PENSION
                                               ASSETS PARTNERSHIP 1991-A, LTD.
                                               (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:     May 5, 1997               By:        /s/ John R. Alden
          -----------                          --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:     May 5, 1997               By:        /s/ Alton D. Heckaman, Jr.
          -----------                          --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer