Form 10-Q
period 1997-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1991-A LTD
filed 1997-08-13
CIK 874957

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                 PAGE
      ITEM 1.    Financial Statements

           Balance Sheets

               - June 30, 1997 and December 31, 1996                                              3

           Statements of Operations

               - Three month and six months periods ended June 30, 1997 and 1996                  4

           Statements of Cash Flows

               - Six month periods ended June 30,1997 and 1996                                    5

           Notes to Financial Statements                                                          6

      ITEM 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                           9

PART II.    OTHER INFORMATION                                                                    11


SIGNATURES                                                                                       12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1991-A, LTD.
                                 BALANCE SHEETS


                                                                                         June 30,            December 31,
                                                                                           1997                  1996
                                                                                       --------------       --------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,229       $        1,208
              Nonoperating interests income receivable                                         11,862               11,948
                                                                                       --------------       --------------
                   Total Current Assets                                                        13,091               13,156
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,596,947            1,596,442
         Less-Accumulated amortization                                                     (1,337,974)          (1,282,143)
                                                                                       --------------       --------------
                                                                                              258,973              314,299
                                                                                       --------------       --------------
                                                                                       $      272,064       $      327,455
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $      271,956       $      308,068
                                                                                       --------------       --------------

         Partners' Capital                                                                        108               19,387
                                                                                       --------------       --------------
                                                                                       $      272,064       $      327,455
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1991-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                    1997             1996             1997              1996
                                              ---------------   --------------- ----------------  ----------------
REVENUES:
   Income from nonoperating interests         $        12,771   $         5,710  $        39,755   $        11,112
   Interest income                                         15                15               20                20
                                              ---------------   ---------------  ---------------   ---------------
                                                       12,786             5,725           39,775            11,132
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        16,535           185,312           55,831           197,275
   General and administrative                           1,597             5,710            4,223            11,112
                                              ---------------   ---------------  ---------------   ---------------
                                                       18,132           191,022           60,054           208,387
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        (5,346)  $      (185,297) $       (20,279)  $      (197,255)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.37)  $        (12.79) $         (1.40)  $        (13.61)
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1991-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                ---------------------------------------
                                                                                      1997                     1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      (20,279)         $      (197,255)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      55,831                  197,275
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                     86                    5,207
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                   17,132
                                                                                --------------          ---------------
      Net cash provided by (used in) operating activities                               35,638                   22,359
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                         (505)                 (14,037)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                             --                      160
    Increase (decrease) in payable related to excess costs                             (36,112)                  (6,663)
                                                                                --------------          ---------------
      Net cash provided by (used in) investing activities                              (36,617)                 (20,540)
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Contribution from Managing General Partner                                           1,000                       --
    Cash distributions to partners                                                          --                   (1,798)
                                                                                --------------          ---------------
     Net cash provided by (used in) financing activities                                 1,000                   (1,798)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        21                       21
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,208                    1,149
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,229          $         1,170
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $           --          $        15,830
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests increased 124 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales increased $1,017 or 4 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to increased gas production. An increase of 25 percent in gas production had a significant impact on partnership performance. Current quarter gas prices declined 6 percent or $.13/MCF when compared to second quarter 1996 gas prices, partially offsetting the increased gas production revenues.

      Associated amortization expense decreased 8 percent or $1,420.

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


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests increased 258 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales increased $12,654 or 24 percent in the first six months of 1997 when compared to the corresponding period in 1996. An increase of 47 percent in gas production was the major contributing factor t the increased revenues for the period.
Decreased oil production of 28 percent partially offset the gas production increase.

      Associated amortization expense increased 16 percent or $4,752.

      The Partnership recorded an additional provision in amortization in the first six months of 1997 and 1996 for $21,161 and $167,357, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                           SWIFT ENERGY MANAGED PENSION
                                           ASSETS PARTNERSHIP 1991-A, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner

Date:     August 4, 1997        By:        /s/ John R. Alden
          --------------                   --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     August 4, 1997        By:        /s/ Alton D. Heckaman, Jr.
          --------------                   --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer