Form 10-Q
period 1997-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1991-A LTD
filed 1997-11-13
CIK 874957

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________________ to ______________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                    PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                 3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996     4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                     5

      Notes to Financial Statements                                                  6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                   9

PART II.    OTHER INFORMATION                                                       11


SIGNATURES                                                                          12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1991-A, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,245       $        1,208
              Nonoperating interests income receivable                                         28,025               11,948
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        29,270               13,156
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,611,453            1,596,442
         Less-Accumulated amortization                                                     (1,352,014)          (1,282,143)
                                                                                       ---------------     ----------------
                                                                                              259,439              314,299
                                                                                       ---------------     ----------------
                                                                                       $      288,709       $      327,455
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $      276,820       $      308,068
                                                                                       ---------------     ----------------

         Partners' Capital                                                                     11,889               19,387
                                                                                       ---------------     ----------------
                                                                                       $      288,709       $      327,455
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1991-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                    September 30,
                                              ---------------------------------  ---------------------------------
                                                   1997              1996             1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        28,720   $         2,606  $        68,475   $        13,718
   Interest income                                         16                14               37                35
                                              ---------------   ---------------  ---------------   ---------------
                                                       28,736             2,620           68,512            13,753
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        14,040            18,186           69,871           215,461
   General and administrative                           1,915             2,606            6,139            13,720
                                              ---------------   ---------------  ---------------   ---------------
                                                       15,955            20,792           76,010           229,181
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        12,781   $       (18,172) $        (7,498)  $      (215,428)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .88   $         (1.25) $          (.52)  $        (14.87)
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1991-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1997                    1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       (7,498)         $      (215,428)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      69,871                  215,461
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                (16,077)                  11,700
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                   (6,651)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                      46,296                    5,082
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (15,011)                 (16,820)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                             --                      160
    Increase (decrease) in payable related to excess costs                             (31,248)                  13,411
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     (46,259)                  (3,249)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                          --                   (1,798)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        37                       35
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,208                    1,149
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,245          $         1,184
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $        22,326
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

      Oil and gas sales increased $4,635 or 23 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to increased gas production. An increases of 44 percent in gas production had a significant impact on partnership performance. Also, current quarter gas prices increased 7 percent or $.16/MCF when compared to third quarter 1996 gas prices further contributing to increased revenues.

      Associated amortization expense increased 13 percent or $1,641.

      The Partnership recorded an additional provision in amortization in the third quarter of 1996 for $5,787 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission. Using prices in effect at September 30, 1996, the Partnership would have recorded an additional provision at September 30, 1996 in the amount of $95,682.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1991-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

      Oil and gas sales increased $17,289 or 24 percent in the first nine months of 1997 over the corresponding period in 1996. An increase of 46 percent in gas production was a major contributing factor to the increased revenues for the period. Increased gas prices of 2 percent or $.05/MCF further contributed to the increased revenues.

      Associated amortization expense increased 15 percent or $6,393.

      The Partnership recorded an additional provision in amortization in the first nine months of 1997 and 1996 for $21,161 and $173,144, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                        SWIFT ENERGY MANAGED PENSION
                                        ASSETS PARTNERSHIP 1991-A, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner


Date:  November 4, 1997      By:        /s/ John R. Alden
       ----------------                 ---------------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:  November 4, 1997      By:        /s/ Alton D. Heckaman, Jr.
       ----------------                 ---------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer