Form 10-K405
period 1997-12-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1991-A LTD
filed 1998-03-31
CIK 874957

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________


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


                         16825 Northchase Dr., Suite 400
                              Houston, Texas 77060
                                 (281) 874-2700
          (Address and telephone number of principal executive offices)


                 Securities registered pursuant to Section 12(b)
                                   of the Act:
                                      None

                 Securities registered pursuant to Section 12(g
                                   of the Act:
                       14,489.86 Limited Partnership Units


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

                       Documents Incorporated by Reference

Document                                          Incorporated as to

    Registration Statement No. 33-15998              Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1997

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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1997, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organizational fees and expenses) in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

Liquidation

         In October 1997, the managing general partner informed the limited partners of a proposal to sell all the Partnership's nonoperating interests in properties and dissolve and liquidate the Partnership. The special meeting of Limited Partners was held on November 25, 1997. Since a quorum was not reached, the meeting was adjourned and subsequently held on December 9, 1997.

         Of the total units held by the limited partners, a majority voted for adoption of the proposal for sales of substantially all of the assets of the Partnership and the dissolution, winding up and termination of the Partnership. The Partnership adopted the liquidation basis of accounting for the period subsequent to November 30, 1997.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1991-A, LTD.

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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1997 the Operating Partnership had conveyed to the Registrant a 33% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1997, Swift had 194 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1991-A, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1997, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The AWP Field is in McMullen County, Texas. The wells produce from the Olmos formation, accounting for 77% of the Partnership's value.

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

Production and Sales Price

         The following table summarizes the volumes of the Partnership's net nonoperating interests in oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas. Average Net Nonoperating Interest Price per Equivalent MCF is determined by dividing the related oil and gas revenue from nonoperating interests by the equivalent MCF's.

                                            Net Production
                                    ------------------------------
                                          For the Years Ended
                                             December 31,
                                    ------------------------------
                                     1997        1996        1995
                                    ------      ------      ------
Net Volumes (Equivalent MCFs)       40,047      37,866      61,233

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                   $2.05       $0.50       $0.10

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1991-A, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1997, 1996 and 1995. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                      December 31,
                                    ---------------------------------------------------------------------------
                                            1997                         1996                      1995
                                    ---------------------      ---------------------      ---------------------
                                                  Natural                    Natural                    Natural
                                      Oil           Gas          Oil           Gas           Oil         Gas
                                    -------      --------      -------      --------      -------      --------
                                     (BBLS)        (MMCF)       (BBLS)       (MMCF)        (BBLS)        (MMCF)
Proved developed
   reserves at end of year            2,706            73        5,386            95       19,478           422
                                     ------          ----       ------          ----       ------           ---
Proved reserves
   Balance at beginning
     of year                         17,310           175       24,420           528       23,373           657

   Extensions, discoveries
     and other additions                 33             2           --            --           --            --

   Revisions of previous
     estimates                         (624)           11       (5,233)         (301)       2,336           (75)

   Sales of minerals in
     place                           (1,217)           (1)        (472)          (23)         (23)           --

   Production                          (911)          (35)      (1,405)          (29)      (1,266)          (54)
                                     ------          ----       ------          ----       ------           ---

   Balance at end of year            14,591           152       17,310           175       24,420           528
                                     ------          ----       ------          ----       ------           ---


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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1991-A, LTD.


         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1997:

                                                                 Reserves
                                                             December 31, 1997
                                                           ---------------------

                                                                  Natural             Wells
                                                        Oil        Gas          -------------------
Acquisition                State(s)                   (BBLS)      (MMCF)        Gross         Net
-----------                ---------                  ------      -------       ------      -------
First Energy               AL, AR, CO,
                           KS, LA, MS,
                           OK, TX, WY                    511           33          145        0.240
Eva Asby                   OK                            801           15            1        0.026
AWP                        TX                         13,279          104            1        0.035
                                                      ------          ---          ---        -----
                                                      14,591          152          147        0.301
                                                      ------          ---          ---        -----

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1997 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1997 and the date of this report.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of limited partners during the fourth quarter of the fiscal year covered by this report, except as discussed above in Item 1. "Liquidation" section.

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

Holders

         As of December 31, 1997, there were 173 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal year ended December 31, 1996, the Partnership distributed a total of $1,800 to the holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Due to the liquidation of the Partnership, the last regular quarterly distribution was made in January 1998. For information regarding liquidating distributions, reference is made to Item 7. "Liquidity and Capital Resources" section.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1991-A, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, should be read in conjunction with the financial statements included in Item 8:

                                1997               1996                1995                  1994                  1993
                             ------------       ------------        ------------         ------------        ------------
Revenues                 $       82,856       $       20,284       $       7,222       $     160,850       $     204,417
Income                   $       (2,801)      $     (218,256)      $     (93,172)      $      13,936       $      39,171
Total Assets             $                    $      327,455       $     619,854       $     670,888       $     779,664
Cash Distributions       $                    $        1,799       $      32,846       $     100,574       $     121,399
Long Term Obligations    $           --       $           --       $          --       $          --       $          --
Limited Partners' Net
  Income (Loss)Per Unit  $          .66       $       (13.57)      $       (5.63)      $         .62       $        1.91
Limited Partners'
  Cash Distribution
  Per Unit               $           --       $          .12       $        2.17       $        5.99       $        8.38


Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Liquidation

         In October 1997, the managing general partner informed the limited partners of a proposal to sell all the Partnership's nonoperating interests in properties and dissolve and liquidate the Partnership. The special meeting of Limited Partners was held on November 25, 1997. Since a quorum was not reached, the meeting was adjourned and subsequently held on December 9, 1997.

         Of the total units held by the limited partners, a majority voted for adoption of the proposal for sales of substantially all of the assets of the Partnership and the dissolution, winding up and termination of the Partnership. The Partnership adopted the liquidation basis of accounting for the period subsequent to November 30, 1997.

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties and during liquidation from the sale of the ownership of nonoperating interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(90,517), $(52,676) and $74,027 in 1997, 1996 and 1995,
respectively. Cash provided by property sales proceeds totaled $8,041, $75,400 and $1,030 in 1997, 1996 and 1995, respectively. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated.
Capital expenditures in 1997, 1996 and 1995 totaled $14,973, $20,866 and $42,149, respectively. Cash distributions to partners totaled $0, $1,799 and $32,846 in 1997, 1996 and 1995, respectively.

         After sale of all its nonoprating interests in properties and settlement of its liabilities, the Partnership's assets will consist solely of cash, which it will distribute to its partners in complete liquidation. The Partnership will not realize gain or loss upon such distribution of cash to its partners in liquidation.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1991-A, LTD.


Results of Operations

         As a result of the limited partners' approval of the liquidation of the Partnership, the Partnership has changed its basis of accounting, effective December 1, 1997, from the historical cost basis to the liquidation basis. During the process of liquidating the Partnership, the Partnership continued its operations which primarily consisted of the production and sale of oil and gas from producing properties. Under the liquidation basis of accounting, the Partnership's financial results from these operations are included in the Statement of Changes in Net Assets for the period from December 1, 1997 to December 31, 1997. The Partnership's results from its oil and gas operations presented herein are on a combined basis for the 1997 periods prior to and subsequent to the adoption of the liquidation basis of accounting.

         Income from nonoperating interests increased 310 percent in 1997 over 1996. Oil and gas sales increased 8 percent in 1997 vs. 1996. Production volumes increased 6 percent due to an 18 percent gas production increase. An increase in 1997 gas prices was a contributor to the increased revenues. The partnership experienced an increase in gas prices of 7 percent or $.17/MCF. A decline in oil production of 35 percent and oil prices of 9 percent or $1.73/BBL partially offset the effect of increased gas production and prices. The decrease in oil production, primarily due to the sale of oil and gas assets as a part of the liquidation process, had a major impact on partnership performance.

         Income from nonoperating interests increased 182 percent in 1996 over 1995. Oil and gas sales increased 4 percent in 1996 vs. 1995. Increases in both 1996 gas and oil prices were major contributors to the increased revenues. The Partnership experienced an increase in gas prices of 76 percent or $1.11/MCF and an increase in oil prices of 22 percent or $3.57/BBL. Production volumes decreased 38 percent due to a 45 percent gas production decrease. The partnership's sale of several low value properties had an impact on partnership performance. The production declines partially offset the effect of increased oil and gas prices impacting partnership performance.

         Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Total amortization expense for 1996 increased 148 percent or $138,319 when compared to 1995. The normal amortization expense decreased 6 percent or $3,981 in 1996, when compared to 1995, relating to the 38 percent decrease in production volumes. The additional provision in 1996 was $173,145, while in 1995 it was $30,845.

         From January 1, 1997 until the date the Partnership is liquidated, the Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1997.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1991-A, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of February 18, 1998 regarding the directors and executive officers of Swift.

                                              Position(s) with
         Name             Age             Swift and Other Companies
         ----             ---             -------------------------
                                     DIRECTORS

A. Earl Swift             64         Chief Executive Officer and
                                     Chairman of the Board

Virgil N. Swift           69         Executive Vice President - Business
                                     Development, Vice Chairman of the Board

G. Robert Evans           66         Director of Swift; Chairman of the Board,
                                     Material Sciences Corporation;
                                     Director, Consolidated Freightways, Inc.,
                                     Fibreboard  Corporation,   Elco  Industries,
                                     and Old Second Bancorp

Raymond O. Loen           73         Director of Swift; President, R. O. Loen
                                     Company

Henry C. Montgomery       62         Director of Swift; Chairman of the Board,
                                     Montgomery Financial Services Corporation;
                                     Director, Southwall Technology Corporation

Clyde W. Smith, Jr.       49         Director of Swift; President, Somerset
                                     Properties, Inc.

Harold J. Withrow         70         Director of Swift

                                     EXECUTIVE OFFICERS

Terry E. Swift            42         President, Chief Operating Officer

John R. Alden             52         Senior Vice President - Finance,
                                     Chief Financial Officer and Secretary

Bruce H. Vincent          49         Senior Vice President - Funds Management

James M. Kitterman        53         Senior Vice President - Operations

Joe A. D'Amico            49         Senior Vice President- Exploration and
                                     Development

Alton D. Heckaman, Jr.    40         Vice President - Finance and
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

Item 13.  Certain Relationships and Related Transactions

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers or directors, and thus has not engaged in any transactions in which any such person had an interest. The Partnership is permitted to engage in certain transactions with Swift as Managing General Partner and VJM as Special General Partner, subject to extensive guidelines and restrictions as described in the "Conflicts of Interest" section of the Amended Prospectus contained in the Registration Statement, which is incorporated herein by reference.

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

               Statement of Net Assets in Process of Liquidation
                  as of December 31, 1997                               IV-4

               Balance Sheet as of December 31, 1996                    IV-5

               Statement of Changes in Net Assets in Process of
                  Liquidation for the period from December 1, 1997
                  to December 31, 1997                                  IV-6

               Statements of Operations for the period from
                  January 1, 1997 to November 30, 1997 and for
                  the years ended December 31, 1996 and 1995            IV-7

               Statements of Partners' Capital for the period from
                  January 1, 1997 to November 30, 1997 and for the
                  years ended December 31, 1996 and 1995                IV-8

               Statements of Cash Flows for the period from
                  January 1, 1997 to November 30, 1997 and for
                  the years ended December 31, 1996 and 1995            IV-9

               Notes to Financial Statements                            IV-10

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

  b(1) REPORTS ON FORM 8-K

          No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1991-A, LTD.


Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1997 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Swift Energy Managed Pension Assets Partnership 1991-A, Ltd.:

         We have audited the accompanying balance sheet of Swift Energy Managed Pension Assets Partnership 1991-A, Ltd., (a Texas limited partnership) as of December 31, 1996, the related statements of operations, partners' capital and cash flows for the period from January 1, 1997 to November 30, 1997 and the statements of operations, partners' capital and cash flows for the years ended December 31, 1996 and 1995. In addition, we have audited the statement of net assets in process of liquidation as of December 31, 1997, and the related statement of changes in net assets in process of liquidation for the period from December 1, 1997 to December 31, 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         As described in Note 1 to the financial statements, the limited partners of Swift Energy Managed Pension Assets Partneship 1991-A, Ltd. approved a plan of liquidation on December 9, 1997 and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership has changed its basis of accounting for periods subsequent to November 30, 1997, from the historical cost basis to the liquidation basis. Accordingly, the carrying value of the remaining assets as of December 31, 1997, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Managed Pension Assets Partnership 1990-D, Ltd., as of December 31, 1996, and the results of its operations and its cash flows for the period from January 1, 1997 to November 30, 1997 and for the years ended December 31, 1996 and 1995, its net assets in process of liquidation as of December 31, 1997, and the changes in its net assets in process of liquidation for the period from December 1, 1997 to December 31, 1997, in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Managed Pension Assets Partnership 1991-A, Ltd., as of December 31, 1996, and the results of its operations and its cash flows for the period from January 1, 1997 to November 30, 1997 and for the years ended December 31, 1996 and 1995, its net assets in process of liquidation as of December 31, 1997, and the changes in its net assets in process of liquidation for the period from December 1, 1997 to December 31, 1997, in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.

         As discussed in Note 1 to the financial statements, it is not presently determinable whether the amounts realizable from the disposition of the remaining assets or the amounts that creditors agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                      ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1998

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1991-A, LTD.
      STATEMENT OF NET ASSETS IN PROCESS OF LIQUIDATION - DECEMBER 31, 1997



                                                                                             1997
                                                                                       ---------------
         ASSETS:

              Cash and cash equivalents                                                $        1,273
              Nonoperating interests income receivable                                         13,900
              Receivable due to property disposition                                           30,068
              Nonoperating interest in oil and gas properties                                 246,975
                                                                                       ---------------
                  Total Assets                                                                292,216
                                                                                       ---------------


         LIABILITIES:

              Accounts Payable                                                                177,842
                                                                                       ---------------
                  Total Liabilities                                                           177,842
                                                                                       ---------------
              Net Assets in Process of Liquidation                                     $      114,374
                                                                                       ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1991-A, LTD.
                                  BALANCE SHEET
                                DECEMBER 31, 1996



                                                                                            1996
                                                                                      ----------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                              $          1,208
              Nonoperating interests income receivable                                         11,948
                                                                                      ----------------
                  Total Current Assets                                                         13,156
                                                                                      ----------------


         Nonoperating interest in oil and gas
              properties, using full cost accounting                                        1,596,442
         Less-Accumulated amortization                                                     (1,282,143)
                                                                                      ----------------
                                                                                              314,299
                                                                                      ----------------
                                                                                     $        327,455
                                                                                      ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                       $        308,068
                                                                                      ----------------

         Limited Partners' Capital (14,489.86 Limited Partnership Units;
                                    $100 per unit)                                              2,421
         General Partners' Capital                                                             16,966
                                                                                      ----------------
                  Total Partners' Capital                                                      19,387
                                                                                      ----------------
                                                                                       $      327,455
                                                                                      ================


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1991-A, LTD.
          STATEMENT OF CHANGES IN NET ASSETS IN PROCESS OF LIQUIDATION
            FOR THE PERIOD FROM DECEMBER 1, 1997 TO DECEMBER 31, 1997



         LIQUIDATION TRANSACTIONS:

              Increase (decrease) in net assets resulting from -
                Sales of oil and gas properties                                        $      (97,515)
                Net changes in other assets and liabilities                                   175,144
                                                                                       ---------------
                                                                                               77,629
                                                                                       ---------------

         OPERATIONS:

              Income from nonoperating interests                                       $        3,102
              General and administrative costs                                                   (583)
                                                                                       ---------------
                                                                                                2,519
                                                                                       ---------------

         FINANCING:

              Interest income                                                                      --
              Interest expense                                                                     --
                                                                                       ---------------

              Change in Net Assets                                                             80,148

              Net Assets in Process of Liquidation at December 1, 1997                         34,226
                                                                                       ---------------
              Net Assets in Process of Liquidation at December 31, 1997                $      114,374
                                                                                       ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1991-A, LTD.
                            STATEMENTS OF OPERATIONS
        FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH NOVEMBER 30, 1997 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                                 Eleven Months        Year              Year
                                                                    Ended             Ended             Ended
                                                                  November 30,     December 31,       December 31,
                                                                    1997              1996               1995
                                                                ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests                           $        79,690  $        20,225   $         7,159
   Interest income                                                           64               59                63
                                                                ---------------  ---------------   ---------------
                                                                         79,754           20,284             7,222
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization -
      Normal provision                                                   53,368           58,409            62,390
      Additional provision                                               21,161          173,145            30,845
   General and administrative                                            10,545            6,986             7,159
                                                                ---------------  ---------------   ---------------
                                                                         85,074          238,540           100,394
                                                                ---------------  ---------------   ---------------
Income (Loss) Before Adoption
   Of Liquidation Basis Of Acccounting                          $        (5,320) $      (218,256)  $       (93,172)
                                                                ---------------  ---------------   ---------------

Effect Of Adoption Of Liquidation
   Basis Of Accounting                                                   20,159               --                --
                                                                ---------------  ---------------   ---------------

Income (Loss)                                                   $        14,839  $      (218,256)  $       (93,172)
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1991-A, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
          FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH NOVEMER 30, 1997
               AND FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                  Limited          General          Combining
                                                  Partners         Partners         Adjustment            Total
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1994                         $       287,716   $        18,495  $        59,249     $      365,460

Income (Loss)                                         (81,536)              873          (12,509)           (93,172)

Cash Distributions                                    (31,500)           (1,346)              --            (32,846)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1995                                 174,680            18,022           46,740            239,442
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                        (196,564)           (1,056)         (20,636)          (218,256)

Cash Distributions                                     (1,799)               --               --             (1,799)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                                 (23,683)           16,966           26,104             19,387
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                          27,582              (800)         (11,943)            14,839

Cash Distributions                                         --                --               --                 --
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    November 30, 1997                         $         3,899   $        16,166  $        14,161     $       34,226
                                              ===============   ===============  ===============    ===============

Limited Partners' net income (loss)
    per unit

      1995     Income (Loss)                  $         (5.63)
                                              ===============
      1996     Income (Loss)                  $        (13.57)
                                              ===============
      1997     Income (Loss) Before
                   Adoption of Liquidation
                   Basis of Accounting        $           .65
                                              ---------------
                   Effect of Adoption of
                   Liquidation Basis of
                   Accounting                 $          1.25
                                              ---------------
                   Income (Loss)              $          1.90
                                              ===============

                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1991-A, LTD.
                            STATEMENTS OF CASH FLOWS
         FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH NOVEMBER 31, 1997
               AND FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                               Eleven Months        Year              Year
                                                                                  Ended            Ended             Ended
                                                                                November 30,     December 31,      December 31,
                                                                                  1997              1996              1995
                                                                              ---------------   ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                             $        14,839   $      (218,256) $       (93,172)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Effect of adoption of liquidation basis of accounting                           (20,159)               --               --
      Amortization                                                                     74,529           231,554           93,235
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   567             6,370           (1,020)
        Increase (decrease) in accounts payable                                       (62,790)          (72,344)          74,984
                                                                              ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                   6,986           (52,676)          74,027
                                                                              ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                     (14,973)          (20,866)         (42,149)
    Proceeds from sales of nonoperating interests in oil and gas properties             8,041            75,400            1,030
                                                                              ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                  (6,932)           54,534          (41,119)
                                                                              ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                         --            (1,799)         (32,846)
                                                                              ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       54                59               62
                                                                              ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        1,208             1,149            1,087
                                                                              ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $         1,262   $         1,208  $         1,149
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

         The limited partners of the Partnership approved the dissolution of the Partnership on December 9, 1997. As a result, the Partnership has changed its basis of accounting, effective December 1, 1997, from the historical cost basis to the liquidation basis. Under the liquidation basis of accounting, the Partnership's assets at December 31, 1997 are reported at estimated net realizable value, and the Partnership's liabilities are presented at estimated settlement amounts. The net effect of the revaluation of the Partnership's assets and liabilities due to the adoption of the liquidation basis of accounting was an upward adjustment of $20,159.

         Oil and gas properties at December 31, 1997 reflect the Managing General Partner's estimate of value, in the absence of third party appraisals or evaluations, based on future net revenues of the properties, discounted at 10%, as of December 31, 1997. This estimate is based on its assessment of the impact of selling existing assets based on current market conditions and estimated disposal costs. The net proceeds from the sales of oil and gas properties may vary substantially due to changes in oil and gas prices, subsequent production and other factors which may be applied by buyers.

         For all other assets and liabilities presented on the liquidation basis of accounting, the Managing General Partner believes that historical cost approximates fair value due to the short-term nature of such assets and liabilities.

         The accompanying statements of operations, partners' capital and cash flows for the period from January 1, 1997 through November 30, 1997 were prepared using the historical cost basis of accounting.

(2) Significant Accounting Policies -

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

Nonoperating Interests in Oil and Gas Properties --

         The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

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

Reclassifications --

         Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective March 31, 1991, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement (NP/OR Agreement) with Swift Energy Income Partners 1991-A, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs, as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1997, 1996 and 1995, the Partnership acquired nonoperating interests in producing oil and gas properties for $14,973, $20,866 and $42,149. The operating costs associated with the NP/OR Agreement exceeded the oil and gas sales by $26,221 in 1995 and will be carried over and charged against future net profits earned in subsequent periods.

         During 1997, 1996 and 1995, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in additional provisions for amortization of $21,161, $173,145 and $30,845, respectively. In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1997, 1996 and 1995, resulting in a valuation allowance of $10,285, $155,284 and $21,760. This amount is included in the income (loss) attributable to the limited partners shown in the statement of partners' capital together with a "combining adjustment" for the difference between the limited partners' valuation allowance and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than the combined amortization provision attributable to the general and limited partners.

(4) Related-Party Transactions -

         An affiliate of the Special General Partner, as Dealer Manager, received $36,225 for managing and overseeing the offering of limited partnership units.

         A one-time management fee of $36,225 was paid to Swift in 1991 for services performed for the Partnership. In 1997, 1996 and 1995, Swift absorbed all the general and administrative overhead attributable to the Partnership.

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

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1997, 1996 and 1995 was $(120,717), $2,186 and $0, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

         In the normal course of business, the Partnership extends credit, primarily in the form of monthly oil and gas sales receivables, to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

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


                                             SWIFT ENERGY MANAGED PENSION
                                             ASSETS PARTNERSHIP 1991-A, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      February 18, 1998                 By:      s/b A. Earl Swift
           -----------------                 -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      February 18, 1998                 By:      s/b John R. Alden
           -----------------                 -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      February 18, 1998                 By:      s/b Alton D. Heckaman, Jr.
           -----------------                 -----------------------------------
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


                                             SWIFT ENERGY MANAGED PENSION
                                             ASSETS PARTNERSHIP 1991-A, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:     February 18, 1998                  By:      s/b A. Earl Swift
          -----------------                  -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:     February 18, 1998                  By:      s/b Virgil N. Swift
          -----------------                  -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1991-A, LTD.


Date:      February 18, 1998                 By:      s/b G. Robert Evans
           -----------------                 -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      February 18, 1998                 By:      s/b Raymond O. Loen
           -----------------                 -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      February 18, 1998                 By:      s/b Henry C. Montgomery
           -----------------                 -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      February 18, 1998                 By:      s/b Clyde W. Smith, Jr.
           -----------------                 -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      February 18, 1998                 By:      s/b Harold J. Withrow
           -----------------                 -----------------------------------
                                             Harold J. Withrow
                                             Director